Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-C2
filed 2019-11-27
CIK 1681031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2019 under Commission File No. 333-207132-06 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibit 33.7, as a replacement of the report on assessment of compliance filed as Exhibit 33.7 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibit 34.7, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 34.7 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

4.7	Pooling and Servicing Agreement, dated as of May 1, 2016 (the “CSAIL 2016-C6 PSA”), by and among Credit Suisse Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated August 30, 2016, and filed by the registrant on August 30, 2016 under Commission File No. 333-207132-06, and is incorporated by reference herein)[6].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[7]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

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

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services a Division of PNC Bank, National Association, as special servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services a Division of PNC Bank, National Association, as special servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.2	Servicer compliance statement, C-III Asset Management LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

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

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.5	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.8	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.10	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.11	Servicer compliance statement, Midland Loan Services a Division of PNC Bank, National Association, as special servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 35.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.14	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 35.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.15	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 35.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-06, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of August 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 30, 2016, and filed by the registrant on August 30, 2016 under Commission File No. 333-207132-06, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of August 1, 2016, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated August 30, 2016, and filed by the registrant on August 30, 2016 under Commission File No. 333-207132-06, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of August 1, 2016, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated August 30, 2016, and filed by the registrant on August 30, 2016 under Commission File No. 333-207132-06, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of August 1, 2016, between Walker & Dunlop Commercial Property Funding I CB, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Walker & Dunlop Commercial Property Funding I CB, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated August 30, 2016, and filed by the registrant on August 30, 2016 under Commission File No. 333-207132-06, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President