Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-C2
filed 2022-03-31
CIK 1681031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”).  Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018, and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939

(“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the New York Streit Act (“Streit Act”); and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing.  On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, all of plaintiffs’ claims were dismissed with prejudice.  On March 10, 2022, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit with respect to the court’s orders on the motions to dismiss and for summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. Both appeals have been fully briefed.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  Discovery is ongoing.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the Pooling and Servicing Agreement for this transaction.

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) (i) as custodian for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA, (ii) as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA, (iii) as trustee and custodian for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA, (iv) as custodian for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA and (v) as trustee and custodian for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1

Pooling and Servicing Agreement, dated as of August 1, 2016 (the “CGCMT 2016-C2 PSA”, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 30, 2016, and filed by the registrant on August 30, 2016 under Commission File No. 333-207132-06, and is incorporated by reference herein)[1].

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

33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

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

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.9a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.9b)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.10)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 33.1)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services a Division of PNC Bank, National Association, as special servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 33.8)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 33.9a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 33.9b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.6)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.12)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.8)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.5)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.10)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 33.6)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 33.3)

33.27a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 33.9a)

33.27b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 33.9b)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 33.10)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 33.8)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 33.9a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 33.9b)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee (see Exhibit 33.5)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.32)

33.34a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA

33.34b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.5)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 33.32)

33.37a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 33.34a)

33.37b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 33.34b)

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

34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.3)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.9a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.9b)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.10)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 34.1)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services a Division of PNC Bank, National Association, as special servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 34.1)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 34.8)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 34.9a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 34.9b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.6)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.12)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.8)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.5)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.10)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 34.6)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 34.3)

34.27a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 34.9a)

34.27b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 34.9b)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 34.10)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 34.8)

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 34.9a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 34.9b)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee (see Exhibit 34.5)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.32)

34.34a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA

34.34b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.5)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Kroger (Roundy’s) Distribution Center mortgage loan under the WFCM 2016-C35 PSA (see Exhibit 34.32)

34.37a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 34.34a)

34.37b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Jay Scutti Plaza mortgage loan under the CSAIL 2016-C6 PSA (see Exhibit 34.34b)

35	Servicer compliance statements.[9]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

35.5	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 35.4)

35.7	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Staybridge Suites Times Square mortgage loan under the DBJPM 2016-C3 PSA (see Exhibit 35.1)

35.9

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

35.10

Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 35.4)

35.11	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 35.8)

35.12

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

Date: March 31, 2022

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President